Form 10-K
period 2020-12-31
EMERGING OPPORTUNITIES CORP
filed 2022-01-24
CIK 1815547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ________________

Commission file number: 000-56188

EMERGING OPPORTUNITIES CORP

(Exact name of registrant as specified in its charter)

Delaware	85-1192377
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

c/o Franklin Ogele, Esq. One Gateway Center, 26th Fl, Newark, New Jersey 07102

(Address of Principal Executive Offices)(Zip Code)

(973) 277 4239

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

 Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

Large, accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Emerging Growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

 Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2020 cannot be determined because the shares are not actively traded on any public market.

As of December 31, 2020, the registrant had 20,000,000 shares of Common Stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: Audited Financial Statements from May 26, 2020 [Inception] to December 31, 2020.

PART I

Item 1. Business

Emerging Opportunities Corp (the “Company”) was incorporated on May 26, 2020 as Healthcare Opportunities Corp under the laws of the State of Delaware to engage in any lawful corporate undertaking, including but not limited to, selected mergers and acquisitions. The Company later filed an Amended Certificate of Incorporation on July 28, 2020 changing its name to Emerging Opportunities Corp. The Company has been in the developmental stage since its inception and its operations to date has been limited to issuing shares to its original shareholders and filing Form 10 registration statement. The Company was formed to provide a method for domestic or foreign private company to become a reporting company as part of the process toward the public trading of its stock.

The purpose of the Company is to enter into business combination with a business entity which desires the perceived advantages of effecting a business combination with an existing company which has a class of securities registered under the Exchange Act. The Company may participate in a business venture of virtually any kind or nature and it will not restrict its search to any specific business, industry or geographical location. Management anticipates that the Company will be able to participate in any one potential business combination because the Company has nominal assets and limited financial resources.

On August 21, 2020 the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 12(g) thereof which became automatically effective 60 days thereafter.

The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

Subsequent Events

None.

The Company has no employees.

CURRENT ACTIVITIES

No agreements have been executed and if the Company makes any acquisitions, mergers or other business combination, it will file a Form 8-K.

If and when the Company chooses to enter into a business combination, it will likely file a registration statement after such business combination is effected.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The Company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2020, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2020, the Company had sustained a net loss of $5,765 and a deficit of $5,765.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide a basis of possible operations.

Franklin Ogele paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low. There is no assurance that the Company will ever be profitable.

Item 2. Properties

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Franklin Ogele, Attorney at Law at no cost to the Company. The Company expects this arrangement to continue until the Company completes a change in control.

Item 3. Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company’s securities.

Following a business combination, a target company will normally wish to cause the Company’s common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time. At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market. In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination. Except as disclosed in Form 10 filed on filed on August 21, 2020 which are incorporated herein by reference, the Company, since inception, has not sold any securities which were not registered.

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company’s principal business objective is to achieve a business combination with a target company.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

The most likely target companies are those seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

The search for a target company will not be restricted to any specific kind of business entities but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the officer and director of the Company will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

As of December 31, 2020, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2020, the Company had sustained net loss of $5,765.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Management paid and will continue to pay all expenses incurred by the Company until a change in control is effected. There is no expectation of repayment for such expenses.

December 31, 2020 Year-End Analysis

The Company has received no income, has had no operations nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the Company’s financial statements.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2020 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company changed accountants in 2021. The Audited Financial Statements from May 26, 2020 [Inception] to December 31, 2020 was provided by BF Borgers, CPA,PC; the December 31, 2020 audited report was prepared by Victor Mokuolu CPA, PLLC. There was no disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2017). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Victor Mokuolu, CPA, PLLC, the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other information

None / Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

Name	Positions and Offices Held

Franklin Ogele, Esq.	President, Secretary and Director

Management of the Company

The Company has no full time employees. On August 21, 2020 the Company filed a Form 10 incorporated herein by reference disclosing the following information regarding its management:

Franklin Ogele is our President, Secretary and Director. Franklin Ogele is an attorney and businessman. During the past five (5) years, Mr. Ogele has practiced law with Franklin Ogele, P.A. a securities law firm. Additionally, during the past five (5) years, Mr. Ogele has served as President of Phoenix Realty, Inc. and Summit Terminal LLC, both real estate companies and BlackBook Capital Inc., a former FINRA member firm.

Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has only one person who serve as the director and officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be likely be the same person and only one person to whom such code applied. Furthermore, because the Company does not have any activities, there are no activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officers and directors will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of two officers and directors who hold the majority of shares equally. The Company has no activities and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are limited number of shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company’s board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company’s board of directors.

Item 11. Executive Compensation

The Company’s officers and directors do not receive any compensation for services rendered to the Company, nor have they received such compensation in the past. The officers and directors are not accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees. The Company does not have a compensation committee for the same reasons as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this report, each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	# of Shares	% of Ownership	Class of Shares

Franklin Ogele One Gateway Center, 26th Fl Newark, NJ 07102	20,000,000	100	Common Stock

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company had issued 20,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act at $.0001 par value for $2,000; said shares remain outstanding as of December 31, 2020 and have not been redeemed. An additional paid in capital of $4,000.00 was made to the Company by Franklin Ogele, our sole shareholder and Director.

As the organizer and developer of the Company, Franklin Ogele may be considered promoters. Mr. Ogele has provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing this registration statement.

The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely that Mr. Ogele would not be considered independent director if it were to do so.

Item 14. Principal Accounting Fees and Services.

The Company has no activities, no income and no expenses except for independent audit and Delaware state fees. The Company’s president has donated his time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K report and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

As of December 31, 2020:

Audit-Related Fees May 26, 2020 [Inception] to December 31, 2020.	$5,000

Audit Related Fees As of December 31, 2020	$3,000

Total Audit Related Fees	$8,000

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre- approval policies and procedures.

Item 15. Exhibits, Financial Statement Schedules

There are no financial statement schedules filed herewith.

EXHIBITS

(a)	Exhibits

31 Certification of the Chief Executive Officer and Chief 302 of the Sarbanes-Oxley Act of 2002. Financial Officer pursuant to Section

32 Certification of the Principal Accounting Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

23.1 CPA Consent

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Owner,

Emerging Opportunities Corp.

Opinion on the Financial Statements

We have audited the accompanying Balance Sheet of Emerging Opportunities Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Emerging Opportunities Corp. as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Emerging Opportunities Corp.’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is newly established, has sustained operating losses since its inception, has yet to establish any sources of revenue sufficient to sustain its current operations, and currently sustained only by capital from shareholders. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in the Notes to the Financial Statements

3.	The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Victor Mokuolu, CPA PLLC

The fiscal year 2020 is our first year as Emerging Opportunities Corp.’s auditor. Houston, Texas

December 14, 2022

Emerging Opportunities Corporation
Balance Sheet
As of period ended December 31, 2021

December 31, 2020
ASSETS
Current Asset
Cash and Cash Equivalents	235
Total assets	235
Total assets	235
LIABILITIES AND EQUITY
Liabilities:
Total liabilities	0
Owners’ Equity
Capital Stock	2,000
Additional Paid In Capital	4,000
Accumulated Deficit	(5,765)
Total owners’ equity	235
Total liabilities and owners’ equity	235

Emerging Opportunities Corporation
Statements of Operations
For the period May 26, 2020 (Inception) through December 31, 2021
Total
REVENUES
Service Revenue	0
Total Revenues	0
Cost of revenue	0
Gross Profit	0
OPERATING EXPENSES
General & Administrative Expenses	765
Professional Fees	5,000
Total expenses	5,765
Net profit (loss) from operations	(5,765)

Emerging Opportunities Corporation
Statement of Changes in Owners’ Equity
For the period May 26, 2020 (Inception) through December 31, 2021
		Additional	Retained Earnings
	Capital Stock	Paid-in-capital Stock	(Deficit)	Total
Balance, May 26, 2020	—	—	—	—
Owner contributions	2,000	4,000	—	6,000
Net income (loss)	—	—	(5,765)	(5,765)
Balance, December 31, 2020	2,000	4,000	(5,765)	235

Emerging Opportunities Corporation
Statements of Cash Flows
For the period May 26, 2020 (Inception) through December 31, 2021
Cash flows from operating activities:
Change in net assets	(5,765)
Adjustments to reconcile change in net assets to net cash provided by (used in) operating activities:
(Increase) decrease in operating assets:
Operating assets	0
Increase (decrease) in operating liabilities:
Operating liabilities	0
Net cash provided by (used in) operating activities	(5,765)
Cash flows from investing activities:
Investing activities	0
Net cash provided by (used in) investing activities	0
Cash flows from financing activities:
Contribution of capital	6,000
Net cash provided by (used in) financing activities	6,000
Net increase (decrease) in cash	235
Cash:
Beginning of year	0
End of year	235

Note 1 – Organization and Description of Business

Emerging Opportunities Corp (the “Company”) was incorporated on May 26, 2020 under the laws of the State of Delaware to engage in lawful corporate undertaking, including, but limited to, selected mergers and acquisitions. The Company was originally incorporated as Healthcare Opportunities Corp but filed an Amended Certificate of Incorporation on July 28, 2020 changing its name to Emerging Opportunities Corp. The Company has been in the developmental stage since its inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stocks for assets exchange.

The Company has elected December 31 as its year end.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash balances with a high-credit-quality financial institution.

The following table depicts the composition of the Company’s cash and cash equivalents as of December 31, 2020:

December 31, 2020
Deposits placed with banks	$235.00
Total cash and cash equivalents	$235.00

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company’s balance sheet includes financial assets which has been subject to valuation. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii)  an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 inputs are quoted (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

●	Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for asset or liability, either directly or indirectly.

●	Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020. The respective carrying value of certain on-balance-sheet financial assets approximated their fair values. The financial asset is a Trademark.

Further information about the assumptions made in measuring fair values is included in the Note 3.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets to reduce deferred tax assets to the amount expected to be realized, and/or if it is more likely than not that the Company will not realize tax assets through future operations.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties, if any, related to unrecognized tax benefits are included within the provision for income tax.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties with which the Company may deal where one-party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provided in ASC Topic 606 (“ASC 606”) requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. The Company has no revenues to date.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

Share-Based Compensation

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non- Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The Company did not have any stock-based compensation plans in effect at March 31, 2021. The Company’s stock-based compensation for the period from May 26, 2020 (inception) through March 31, 2021 was $0.00.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of March 31, 2021 and, thus, anti- dilution issues are not applicable.

Recent Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations except as noted below:

In August 2018, the FASB issued ASU 2018-14, regarding ASC Topic 820, Fair Value Measurement. Effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company will evaluate the impact of this standard on its financial statements.

In May 2019, the FASB issued ASU 2019-05, regarding ASC 326, Financial Instruments – Credit Losses. For entities that have not yet adopted the amendments in Update 2016-13, the effective date and transition methodology for the amendments in this Update are the same as in Update 2016-13. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which will change the impairment model for most financial assets and require additional disclosures. The amended guidance requires financial assets that are measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets. The amended guidance also requires us to consider historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. The Company will evaluate the impact of this standard on its financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company is newly established, has sustained operating losses since its inception and has yet to establish any sources of revenue sufficient to sustain its current operations.

As of December 31, 2020, the Company had a working capital of $235 and an accumulated deficit of $5,765. Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. The Company will need to raise additional capital from either the issuance of debt or sale of its common stock. Management plans to fund operating expenses with related party contributions to capital. However, there can be no assurance that management will be successful in executing its plan.

NOTE 4 – INCOME TAXES

Reconciliation of the income tax expense (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense (benefit) for the period ended December 31, 2020 is as follows:

For the period from inception to December 31, 2020
Profit / (loss) from operations before income tax	$(5,765)
Income tax rate	21%
Income tax expense at the U.S Federal tax	$(1,211)
Adjustments to derive effective tax rate:
State and local net of federal benefit	—
Non-deductible stock bases compensation	—
Other non-deductible expenses	—
Non allowable carryover of losses	0
Valuation allowance	$1,211
Income tax (benefit) / expenses	$—

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction. At December 31, 2020 the Company has no unrecognized tax benefits.

The following tables set forth the components of deferred income taxes as of December 31, 2020:

December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	5,765
Less: valuation allowance	(5,765)
Total deferred tax asset	$—

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of corporations, including a reduction the U.S. corporate income tax rate to 21% beginning in 2018.

As of December 31, 2020, the Company had federal, state, and local net operating loss carryforwards of approximately $5,765 that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2038. The Company is currently not subject to examination in federal, state, and local jurisdictions in which the Company conducts its operations and files tax returns. The Company has made its assessment of the level of tax authority for each tax position (including the potential application of interest and penalties) based on the technical merits and determined that no unrecognized tax benefits associated with the tax positions exist.

NOTE 5 – RELATED PARTY TRANSACTIONS

There were no transactions with related parties as of December 31, 2020.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company estimates loss contingencies in accordance with FASB ASC 450-20, Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (i) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the amount of loss can be reasonably estimated. The Company has not made any adjustments for loss contingencies to the accompanying financial statements as of March 31, 2021.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company consists of 20,000,000 shares of Common Stock with a par value of $0.0001. There were 20,000,000 shares of Common Stock issued as of December 31, 2020 to Franklin Ogele, CEO and Director. The Company does not have any potentially dilutive instruments as of December 31, 2020 and, thus, anti-dilution issues are not applicable.

Pertinent Rights and Privileges

Holders of shares of the Company’s common stock are entitled to one vote for each share held to be used at all stockholders’ meetings and for all purposes including the election of directors. Common stock does not have cumulative voting rights, nor does it have preemptive or preferential rights to acquire or subscribe for any unissued shares of any class of stock.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERGING OPPRTUNITIES CORP.

By:	/s/ Franklin Ogele
Franklin Ogele, President

Dated:	January 14, 2022

By:	/s/ Franklin Ogele
Franklin Ogele, CEO and Principal Financial Officer

Dated:	January 14, 2022

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Franklin Ogele	Director	January 14, 2022

