Form 10-Q
period 2021-03-31
EMERGING OPPORTUNITIES CORP
filed 2022-02-01
CIK 1815547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-56188

EMERGING OPPORTUNITIES CORP

 (Exact name of registrant as specified in its charter)

Delaware	85-1192377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Gateway Center, 26th Fl, Newark, New Jersey 07102.

(Address of principal executive offices)

(973) 277-4239

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicated by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No  ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of March 31, 2021, there were 20,000,000 shares of common stock, par value $0.0001, issued and outstanding.

2

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements	3-7

Notes to Unaudited Condensed Financial Statements	7-14

BALANCE SHEET
As of March 31, 2021

ASSETS
Current Assets
Cash and Cash Equivalents	$205.00

Total Assets	$205.00

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accrued Liabilities	$0
Due to Related Party	$0
Total Liabilities	$0

STOCKHOLDER’S EQUITY
Common Stock, 0.0001 par value,
20,000,000 authorized, 20,000,000
issued and outstanding	$2000.00
Additional Paid In Capital	$4000.00
Accumulated Deficit	$-5795.00
Total Stockholder’s Equity	$205.00
$
Total Liabilities and Stockholder’s Equity	$205.00

The accompanying notes are an integral part of these financial statements

EMERGING OPPORTUNITIES CORP
STATEMENT OF OPERATIONS
FROM MAY 26, 2020 THRU MARCH 31, 2021

For the period ended March 31, 2021

Revenues	$0
Cost of Revenue	$0
Gross Profit	$0

Professional Fee	$5,000.00
Legal Fee	$0.00
General and Administrative Expenses	$795.00
Loss Before Income Taxes	-5,795.00

Income Tax Expense	$0.00

Net loss	$-5,795.00

Loss per share - Basic	-0.0001
Weighted Average Shares -
Basic and Diluted	20,000,000

The accompanying notes are an integral part of these financial statements

EMERGING OPPORTUNITIES CORP
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (MAY 26, 2020) TO MARCH 31, 2021

		COMMON	ADDITIONAL		TOTAL
		STOCK	PAID IN	ACCUMULATED	STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance as of 5/26/2020	0	0	0	0	0

Issuance of Common Stock	20,000,000	$2,000.00	$4,000.00		$6,000.00

Net Loss				$5,795.00	$(5,795.00)

Balance as of March 31, 2021	20,000,000	$2,000.00	$4,000.00	$5,795.00	$205.00

 The accompanying notes are part of these financial statements

EMERGING OPPORTUNITIES CORP
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION
(MAY 26, 2020) TO MARCH 31, 2021

Net Loss	$-5,795.00

Adjustments to reconcile net loss to net cash used in operating activities:

Accounts Payable	0

-5,795.00
Net cash used in operating activities

CASH FLOWS FROM INVESTING ACTIVITIES	0

CASH FLOWS FROM FINANCING ACTIVITIES
Common Shares Issued for Cash	2,000
Related Party Receivable	0
Paid in Capital In Excess of Par	0
Net Cash Provided by Financing Activities	4,000.00
Cash and Cash Equivalents, beginning of period	6,000.00

Cash and cash equivalents, end of period	205.00

SUPPLEMENTAL DISCLOSURES:

Interest Paid	0
Taxes Paid	0

The accompanying notes are an integral part of these financial statements

EMERGING OPPORTUNITIES CORP

Notes to the Audited Financial Statements

For the period from May 26, 2020 (Inception) through March 31, 2021

Note 1 – Organization and Description of Business

Emerging Opportunities Corp (the “Company”) was incorporated on May 26, 2020 under the laws of the State of Delaware to engage in lawful corporate undertaking, including, but limited to, selected mergers and acquisitions. The Company was originally incorporated as Healthcare Opportunities Corp but filed an Amended Certificate of Incorporation on July 28, 2020 changing its name to Emerging Opportunities Corp. T he Company has been in the developmental stage since its inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stocks for assets exchange.

The Company has elected December 31st as its year end.

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

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Level 3 inputs are observable input for asset or liability. The carrying amount of financial assets such as cash approximate their fair values because of short maturity of these assets.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts payable and accrued liabilities, and promissory notes payable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash balances with a high-credit-quality financial institution.

The following table depicts the composition of the Company’s cash and cash equivalents as of March 31, 2021:

March 31, 2021

Deposits placed with banks	$205.00
Total cash and cash equivalents	$205.00

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2021.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties with which the Company may deal where one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

The Company does not have any potentially dilutive instruments as of March 31, 2021 and, thus, anti-dilution issues are not applicable.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has sustained operating losses since its inception and has yet to establish any sources of revenue sufficient to sustain its current operations.

At March 31, 2021, the Company had a working capital of $235.00 and an accumulated deficit of $5,765.00. Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. The Company will need to raise additional capital from either the issuance of debt or sale of its common stock. Management plans to fund operating expenses with related party contributions to capital. However, there can be no assurance that management will be successful in executing its plan.

NOTE 4 – INCOME TAXES

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the period ended March 31, 2021 is as follows:

For the period from inception to March 31, 2021
Profit / (loss) from operations before income tax	$(5,795)
Income tax rate	21%
Income tax expense at the U.S Federal tax	$(1,217)
Adjustments to derive effective tax rate:
State and local net of federal benefit	—
Non-deductible stock bases compensation	—
Other non-deductible expenses	—
Non allowable carryover of losses	243
Valuation allowance	$974
Income tax (benefit) / expenses	$—

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction. At March 31, 2021 the Company has no unrecognized tax benefits.

The following tables set forth the components of deferred income taxes as of March 31, 2021:

March 31, 2021

Deferred tax assets:
Net operating loss carryforwards	5,795
Less: valuation allowance	(5,795)
Total deferred tax asset	$—

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of corporations, including a reduction the U.S. corporate income tax rate to 21% beginning in 2018.

 As of March 31, 2021, the Company had federal, state, and local net operating loss carryforwards of approximately $5,795 that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2038. The Company is currently not subject to examination in federal, state, and local jurisdictions in which the Company conducts its operations and files tax returns. The Company has made its assessment of the level of tax authority for each tax position (including the potential application of interest and penalties) based on the technical merits and determined that no unrecognized tax benefits associated with the tax positions exist.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company consists of 20,000,000 shares of Common Stock with a par value of $0.0001. There were 20,000,000 shares of Common Stock issued as of March 31, 2021 to Franklin Ogele, CEO and Director. The Company does not have any potentially dilutive instruments as of March 31, 2021 and, thus, anti-dilution issues are not applicable.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2021 to the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

OTHER INFORMATION

(a) Not applicable.

(b) Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

EXHIBITS

(a) Exhibits

31. Certification of the President and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32. Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERGING OPPORTUNITIES CORP

By:	/s/ Franklin Ogele
President and Director
Dated:	January 31, 2022

By:	/s/ Franklin Ogele
Principal Accounting Officer
Dated:	January 31, 2022

