Form 10-Q
period 2021-06-30
EMERGING OPPORTUNITIES CORP
filed 2022-02-01
CIK 1815547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicated by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, there were 20,000,000 shares of common stock, par value $0.0001, issued and outstanding.

2

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements	3-7

Notes to Unaudited Condensed Financial Statements	7-14

EMERGING OPPORTUNITIES CORP
BALANCE SHEET
As of June 30, 2021
ASSETS
Current Assets

Cash and Cash Equivalents	$175.00

Total Assets	$175.00

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accrued Liabilities	$0
Due to Related Party	$0
Total Liabilities	$0

STOCKHOLDER’S EQUITY
Common Stock, 0.0001 par value,
20,000,000 authorized, 20,000,000
issued and outstanding	$2000.00
Additional Paid In Capital	$4000.00
Accumulated Deficit	$-5,825.00
Total Stockholder’s Equity	$175.00
$
Total Liabilities and Stockholder’s Equity	$175.00

The accompanying notes are an integral part of these financial statements

EMERGING OPPORTUNITIES CORP
STATEMENT OF OPERATIONS
FROM MAY 26, 2020 THRU JUNE 30, 2021

For the period ended June 30, 2021
Revenues	$0
Cost of Revenue	$0
Gross Profit	$0
Professional Fee	$5,000.00
Legal Fee	$0.00
General and Administrative Expenses	$825.00
Loss Before Income Taxes	-5,825.00
Income Tax Expense	$0.00
Net loss	$-5,825.00
Loss per share - Basic	-0.0001
Weighted Average Shares -
Basic and Diluted	20,000,000

The accompanying notes are an integral part of these financial statements

EMERGING OPPORTUNITIES CORP
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (MAY 26, 2020) TO JUNE 30, 2021

		COMMON	ADDITIONAL		TOTAL
		STOCK	PAID IN	ACCUMULATED	STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance as of 5/26/2020	0	0	0	0	0
Issuance of Common Stock	20,000,000	$2,000.00	$4,000.00		$6,000.00
Net Loss				$5,825.00	($5,825.00)
Balance as of June 30, 2021	20,000,000	$2,000.00	$4,000.00	$5,825.00	$175.00

The accompanying notes are part of these financial statements

EMERGING OPPORTUNITIES CORP
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION
(MAY 26, 2020) TO JUNE 30, 2021

Net Loss		$-5,825.00

Adjustments to reconcile net loss to net cash used in operating activities:

Accounts Payable		0
	-5,825.00
Net cash used in operating activities

CASH FLOWS FROM INVESTING ACTIVITIES		0

CASH FLOWS FROM FINANCING ACTIVITIES
Common Shares Issued for Cash		2,000
Related Party Receivable		0
Paid in Capital In Excess of Par		0
Net Cash Provided by Financing Activities		4,000.00
Cash and Cash Equivalents, beginning of period		6,000.00
Cash and cash equivalents, end of period		175.00
SUPPLEMENTAL DISCLOSURES:
Interest Paid		0
Taxes Paid		0

The accompanying notes are an integral part of these financial statements

EMERGING OPPORTUNITIES CORP

Notes to the Audited Financial Statements

For the period from May 26, 2020 (Inception) through June 30, 2021

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts payable and accrued liabilities, and promissory notes payable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash balances with a high-credit-quality financial institution.

The following table depicts the composition of the Company’s cash and cash equivalents as of June 30, 2021:

June 30, 2021

Deposits placed with banks	$175.00
Total cash and cash equivalents	$175.00

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2021.

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

The Company did not have any stock-based compensation plans in effect at June 30, 2021. The Company’s stock-based compensation for the period from May 26, 2020 (inception) through June 30, 2021 was $0.00.

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

The Company does not have any potentially dilutive instruments as of June 30, 2021 and, thus, anti-dilution issues are not applicable.

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

At June 30, 2021, the Company had a working capital of $175.00 and an accumulated deficit of $5,825.00. Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. The Company will need to raise additional capital from either the issuance of debt or sale of its common stock. Management plans to fund operating expenses with related party contributions to capital. However, there can be no assurance that management will be successful in executing its plan.

NOTE 4 – INCOME TAXES

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the period ended June 30, 2021 is as follows:

For the period from inception to June 30, 2021
Profit / (loss) from operations before income tax	$(5,825)
Income tax rate	21%
Income tax expense at the U.S Federal tax	$(1,223)
Adjustments to derive effective tax rate:
State and local net of federal benefit	—
Non-deductible stock bases compensation	—
Other non-deductible expenses	—
Non allowable carryover of losses	244
Valuation allowance	$979
Income tax (benefit) / expenses	$—

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction. At June 30, 2021 the Company has no unrecognized tax benefits.

The following tables set forth the components of deferred income taxes as of June 30, 2021:

June 30, 2021
Deferred tax assets:
Net operating loss carryforwards	5,825
Less: valuation allowance	(5,825)
Total deferred tax asset	$—

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of corporations, including a reduction the U.S. corporate income tax rate to 21% beginning in 2018.

 As of June 30, 2021, the Company had federal, state, and local net operating loss carryforwards of approximately $5,825 that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2038. The Company is currently not subject to examination in federal, state, and local jurisdictions in which the Company conducts its operations and files tax returns. The Company has made its assessment of the level of tax authority for each tax position (including the potential application of interest and penalties) based on the technical merits and determined that no unrecognized tax benefits associated with the tax positions exist.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company estimates loss contingencies in accordance with FASB ASC 450-20, Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (i) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the amount of loss can be reasonably estimated. The Company has not made any adjustments for loss contingencies to the accompanying financial statements as of June 30, 2021.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company consists of 20,000,000 shares of Common Stock with a par value of $0.0001. There were 20,000,000 shares of Common Stock issued as of June 30, 2021 to Franklin Ogele, CEO and Director. The Company does not have any potentially dilutive instruments as of June 30, 2021 and, thus, anti-dilution issues are not applicable.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2021 to the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

